Form 10-Q
period 1996-03-31
AMBAR INC
filed 1996-05-15
CIK 880414

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                _____________
                                  FORM 10-Q


    * QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1996
                                          or
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number 0-19679

                                     AMBAR, INC.
               (Exact name of registrant as specified in its charter)


                 Delaware                                 72-0900435

        (State or other jurisdiction                   (I.R.S. Employer
      of incorporation or organization)               Identification No.)


               The AMBAR Building
                221 Rue de Jean
              Lafayette, Louisiana                           70508

             (Address of principal                         (Zip Code)
               executive offices)


                                   (318) 237-5300
               (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.   Yes    *          No


                    NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                            ON APRIL 29, 1996 - 3,699,627


                          PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

                                     AMBAR, INC.
                                  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                             March 31,         June 30,
                                                                               1996              1995
                                                      ASSETS              -------------    -------------
      CURRENT ASSETS:
        Cash and cash equivalents                                         $    647,946     $    265,948
        Cash and short-term investments--restricted                            659,784          340,623
        Accounts receivable                                                 13,311,409        7,569,226
        Inventory                                                            7,107,903        6,433,783
        Recoverable income taxes                                               859,523          672,500
        Prepaid expenses and other current assets                            1,180,927        1,215,801
                                                                          ------------     ------------
              Total current assets                                          23,767,492       16,497,881
                                                                          ------------     ------------
      PROPERTY AND EQUIPMENT:
        Buildings and leasehold improvements                                 4,976,886        2,812,481
        Transportation equipment (including amounts capitalized under
          capital leases)                                                    2,315,222        2,207,280
        Machinery and equipment                                              9,367,632        6,671,214
        Furniture and fixtures (including amounts capitalized under
          capital leases)                                                      593,623          540,956
        Other equipment                                                        338,912          338,912
                                                                          ------------     ------------
              Total property and equipment                                  17,592,275       12,570,843
        Less accumulated depreciation (including amortization of
          equipment acquired under capital leases)                          (5,706,855)      (4,685,639)
                                                                          ------------     ------------
              Net property and equipment                                    11,885,420        7,885,204
                                                                          ------------     ------------
      COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED, net               1,003,993        1,057,723
                                                                          ------------     ------------
      OTHER ASSETS, net                                                      2,419,669        2,305,364
                                                                          ------------     ------------
               Total assets                                               $ 39,076,574     $ 27,746,172
                                                                          ============     ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
        Accounts payable                                                  $  5,263,372     $  3,844,101
        Accrued liabilities                                                  2,457,276          993,132
        Revolving line of credit                                             9,115,248        3,651,344
        Notes payable                                                                -          277,886
        Current portion of long-term debt                                      613,084                -
        Current portion of obligations under capital leases                    151,608          158,309
                                                                          ------------     ------------
              Total current liabilities                                     17,600,588        8,924,772
      LONG-TERM DEBT, less current portion                                   5,299,514        2,707,796
      OBLIGATIONS UNDER CAPITAL LEASES, less current portion                   119,087          240,635
      DEFERRED INCOME TAXES                                                  1,192,153          998,837
                                                                          ------------     ------------
               Total liabilities                                            24,211,342       12,872,040
                                                                          ------------     ------------
      COMMITMENTS AND CONTINGENCIES
      STOCKHOLDERS' EQUITY:
        Common Stock, $.01 par value                                            36,996           36,837
        Paid-in capital                                                     12,475,184       12,355,269
        Retained earnings                                                    2,353,052        2,482,026
                                                                          ------------     ------------
              Total stockholders' equity                                    14,865,232       14,874,132
                                                                          ------------     ------------
              Total liabilities and stockholders' equity                  $ 39,076,574     $ 27,746,172
                                                                          ============     ============

      The accompanying notes are an integral part of the consolidated financial statements.


                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)

                                                      Three Months Ended             Nine Months Ended
                                                           March 31,                      March 31,
                                                  --------------------------    ---------------------------
                                                      1996          1995            1996           1995
                                                  -----------    -----------    ------------   ------------
      REVENUES:
        Oilfield products and services            $ 8,661,143    $ 6,099,986    $ 27,882,488   $ 24,841,450
        Environmental products and services         4,607,597      1,321,242       7,725,209      4,539,101
                                                  -----------    -----------    ------------   ------------
           Total revenues                          13,268,740      7,421,228      35,607,697     29,380,551
                                                  -----------    -----------    ------------   ------------
      COST OF REVENUES:
        Oilfield products and services              7,999,473      5,492,126      24,629,586     21,651,638
        Environmental products and services         3,556,334      1,221,847       7,086,969      3,418,219
                                                  -----------    -----------    ------------   ------------
           Total cost of revenues                  11,555,807      6,713,973      31,716,555     25,069,857
                                                  -----------    -----------    ------------   ------------
      GROSS PROFIT                                  1,712,933        707,255       3,891,142      4,310,694
      SELLING, GENERAL AND ADMINISTRATIVE           1,322,335      1,182,801       3,418,247      3,301,640
                                                  -----------    -----------    ------------   ------------
      OPERATING INCOME (LOSS)                         390,598       (475,546)        472,895      1,009,054
      OTHER INCOME (EXPENSE)
           Interest expense                          (266,209)      (185,017)       (704,148)      (556,495)
           Interest income                             12,731          4,269          29,108         13,633
                                                  -----------    -----------    ------------   ------------
      INCOME (LOSS) BEFORE TAXES                      137,120       (656,294)       (202,145)       466,192
      INCOME TAX PROVISION (BENEFIT)                   36,297       (242,829)        (73,171)       172,491
                                                  -----------    -----------    ------------   ------------
      NET INCOME (LOSS)                           $   100,823    $  (413,465)   $   (128,974)  $    293,701
                                                  ===========    ===========    ============   ============

     EARNINGS (LOSS) PER COMMON AND
       COMMON EQUIVALENT SHARE                    $       .03    $      (.11)   $       (.03)  $        .08
                                                  ===========    ===========    ============   ============
     WEIGHTED AVERAGE SHARES
       OUTSTANDING                                  3,790,088      3,671,075       3,732,288      3,663,481
                                                  ===========    ===========    ============   ============

      The accompanying notes are an integral part of the consolidated financial statements.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
                                                                            Nine Months Ended March 31,
                                                                           ----------------------------
                                                                               1996             1995
                                                                           -----------      -----------
      CASH FLOWS FROM OPERATING ACTIVITIES:
        Net (loss) income                                                  $  (128,974)     $   293,701
        Adjustments to reconcile net (loss) income to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                      1,393,305        1,112,389
          Deferred income taxes                                                 82,707         (127,814)
          Other                                                                (11,782)         (26,859)
        Changes in assets and liabilities:
          Cash and short-term investments--restricted                           75,000                -
          Accounts receivable                                               (5,742,183)       4,812,707
          Inventory                                                           (674,120)         198,656
          Recoverable income taxes                                            (187,023)           2,189
          Prepaid expenses and other current assets                            145,483          456,232
          Other assets                                                        (355,441)        (521,700)
          Accounts payable                                                   1,419,271       (1,747,772)
          Accrued liabilities                                                1,464,144       (2,701,719)
          Income taxes payable                                                       -         (139,904)
                                                                           -----------      -----------
              Net cash (used in) provided by operating activities           (2,519,613)       1,610,106
                                                                           -----------      -----------
      CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from sale of equipment                                         89,428           79,706
        Capital expenditures                                                (5,098,815)      (1,055,219)
        Other assets                                                           (49,455)         (12,530)
                                                                           -----------      -----------
              Net cash used in investing activities                         (5,058,842)        (988,043)
                                                                           -----------      -----------
      CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from borrowing                                              6,124,646        1,944,374
        Principal payments                                                    (489,935)        (439,545)
        Net borrowing (payments) under revolving line of credit              2,756,108       (1,951,824)
        Change in cash restricted to payments on revolving line of credit     (394,161)        (248,499)
        Common Stock activity, net                                              92,044           91,736
        Payments under capital leases                                         (128,249)        (105,129)
                                                                           -----------      -----------
              Net cash provided by (used in) financing activities            7,960,453         (708,887)
                                                                           -----------      -----------

      NET CHANGE IN CASH AND CASH EQUIVALENTS                                  381,998          (86,824)
      CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         265,948          538,134
                                                                           -----------      -----------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   647,946      $   451,310
                                                                           ===========      ===========
      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
          Interest                                                         $   702,157      $   607,148
          Income taxes                                                     $    31,159      $   848,160


      The accompanying notes are an integral part of the consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)

          1.  UNAUDITED FINANCIAL INFORMATION

          The financial information as of March 31, 1996, and June 30, 1995, and for the interim periods ended March 31, 1996 and 1995, included herein is unaudited; however, such information reflects, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) that are necessary to present fairly the results of operations for such periods. Results of operations for the interim periods are not necessarily indicative of results of operations which will be realized for the year ending June 30, 1996.

          The term "Company" used herein refers to the total business conducted by AMBAR, Inc. and its subsidiaries.


          2.  CALCIUM CHLORIDE FACILITY

          In May 1995, the Company signed a long-term supply agreement with Martin Marietta Magnesia Specialties Inc., ("MMMS") a subsidiary of Martin Marietta Materials, Inc. MMMS produces magnesia-based products at a plant in Manistee, Michigan. AMBAR will receive a coproduct stream generated by MMMS that is rich in several inorganic chemicals. AMBAR's interest is primarily in the calcium chloride and sodium bromide. The Company will process the stream into dry calcium chloride, liquid calcium chloride and bromine. These products are raw materials for the Company's high density brine product line.

          The Company had previously disclosed its intention to build a calcium chloride production facility adjacent to the MMMS plant. Completion of the new plant was projected for the quarter ending December 31, 1996. In November 1995, AMBAR signed a letter of intent with Akzo Nobel Salt Inc. ("Akzo") for the purchase of Akzo's plant in Manistee, Michigan. Purchase of the Akzo plant was completed during February 1996. Rather than construct a new facility, AMBAR is retrofitting the Akzo plant to process the coproduct stream from MMMS. Production from the converted facility is projected for the quarter ending June 30, 1996. The purchase and the retrofitting of the plant are being financed primarily by the construction/term loan discussed in Note 3.

          The plant's production capacity will be significantly more than is currently required to meet the Company's internal needs. Production in excess of internal needs will be marketed to third parties.


          3.  DEBT

          The Company has a $20 million bank credit facility consisting of the following:

                $10  MILLION  REVOLVING  LINE  OF  CREDIT  -- The   maximum
                indebtedness under the revolving line of credit cannot exceed the lesser of 80% of eligible accounts receivable plus 50% of eligible inventory or $10 million. The revolving line of credit expires on October 31, 1996. Repayment on the line of credit operates under a lock box arrangement as required by the bank. The amount reflected on the Consolidated Balance Sheet at March 31, 1996, as Cash and short-term investments--restricted includes approximately $437,000 of accounts receivable collections which had not been applied by the bank to the balance outstanding under the revolving line of credit.

                $3 MILLION TERM LOAN -- The term loan is being amortized in
                monthly   installments  with  a  balloon  payment  due   on
                April 30, 2000.

                $7 MILLION CONSTRUCTION/TERM LOAN -- The construction/term loan will be used to finance the purchase and conversion of the Akzo plant discussed in Note 2. Through June 20, 1996, interest payments only will be made monthly on the amount outstanding. Monthly principal and interest payments will commence on July 20, 1996, with a balloon payment due on June 20, 2000. There was approximately $3.1 million outstanding under the construction/term loan at March 31, 1996.

          The three loans bear interest at the bank's base rate (8.25% at March 31, 1996) or at the 30-day, 60-day or 90-day LIBOR rate plus 2.5%. In addition, there is a fee of one-quarter of one percent on the unused portions of the revolving line of credit and the construction/term loan. The loans are collateralized by all of the Company's assets.

          At June 30, 1995, the $3 million term loan had not been funded pending completion of certain documentation. When the credit facility was signed in June 1995, amounts available under the revolving line of credit were used to liquidate both the prior revolving line of credit and a prior term loan. At June 30, 1995, approximately $6,359,000 was outstanding under the revolving line of credit. The $3 million term loan was funded on July 31, 1995, and the proceeds were used to pay down the revolving line of credit. If the $3 million term loan had been funded at June 30, 1995, $2,707,796 would have been classified as "Long-term debt" and $292,204 would have been classified as the "Current portion of long-term debt". The original intent of both the Company and the bank was to use the proceeds from the $3 million term loan, rather than amounts available under the revolving line of credit, to repay the prior term loan. Accordingly, on the consolidated balance sheet as of June 30, 1995, the portion of the revolving line of credit that was paid down on July 31, 1995 with debt that would have been classified as long-term at June 30, 1995, was classified as "Long-term debt" and the amount shown as "Revolving line of credit" was reduced by an equal amount.

          The terms of the credit facility require, among other terms, minimum amounts, as defined, of working capital and tangible net worth, and minimum ratios of indebtedness to net worth. As of March 31, 1996, the Company was not in compliance with certain provisions of the loan agreements. The bank has agreed to waive compliance with these provisions.


          4.  COMMITMENTS AND CONTINGENCIES

          Kengo Services, Inc. ("Kengo"), a former subsidiary of the Company which was merged into AMBAR, Inc. in February 1995, was named as a Potentially Responsible Party (a "PRP") in a federal administrative proceeding under the Comprehensive Environmental Response, Compensation & Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), pertaining to the PAB Oil and Chemicals Superfund site (the "PAB Site") located near Abbeville, Louisiana. This site was declared a Superfund site by the United States Environmental Protection Agency (the "EPA") on March 31, 1989. The Company is one of approximately 190 PRPs involved in this proceeding, and believes that it is a minor PRP, having disposed of a relatively small percentage of the total wastes disposed of at the PAB Site (approximately three percent). Further, most of such waste was not originally generated by Kengo, but was generated by customers of Kengo for whom Kengo provided transportation services.

          The EPA has studied the site conditions and has proposed several alternative plans of action to clean up the site. The proposed alternatives range in cost from $8 million to $68 million; the cost of the plan recommended by the EPA record of decision in September 1993 would be approximately $13 million. A group of PRPs, many of which are large, well capitalized companies, is also investigating site conditions and clean up alternatives, and has called for participation by the other PRPs. The Company is participating in this PRP group. Except for the remediation of certain above-ground storage tanks, clean up has not been initiated. Under CERCLA, PRPs are jointly and severally liable for clean up costs. Insurance and contributions by other PRPs may reduce the Company's ultimate overall exposure, but insurance coverage may be contested. No assurance can be given that any insurance company would ultimately recognize coverage for any environmental claim under any policy purchased by the Company. The degree, at present, of contribution by other PRPs is unknown. It is also unknown how transporters will be treated in this matter. Accordingly, the Company is unable to reasonably estimate its liability, if any, for costs imposed with regard to the PAB Site, but does not believe that any liability would be material.

          In April 1995, TETRA Technologies, Inc. ("TETRA") filed suit against the Company in the 359th Judicial District Court, Montgomery County, Texas, contesting the Company's right to satisfy its own liquid calcium chloride needs under the terms of a 1993 supply contract pursuant to which the Company agreed, subject to certain conditions, to purchase 70% of its liquid calcium chloride requirements from TETRA for a five-year period. In January 1996, TETRA was granted a partial summary judgment which prohibits the Company from reducing its obligation to purchase calcium chloride from TETRA by obtaining liquid calcium chloride from the Manistee plant. The Company believes that the order is erroneous and intends to appeal once a final judgment is rendered.

          Also in April 1995, TETRA named the Company as a co-defendant in a lawsuit previously filed in the 359th Judicial District Court, Montgomery County, Texas, against several ex-employees of TETRA, an officer of the Company and a company allegedly organized by such persons (collectively, the "Original Defendants"), claiming, among other things, that the Original Defendants and the Company engaged in a scheme to misappropriate TETRA's trade secrets and confidential information regarding the production and sale of specialty chemicals, including calcium chloride. The former TETRA employees named in this lawsuit are currently employed by Meridian Technologies, Inc., an engineering consulting firm with whom the Company has entered an exclusive agreement to market the products produced at the Manistee plant. TETRA also claims that the Company engaged in unfair competition by undertaking to hire TETRA employees who had knowledge of TETRA's confidential information regarding the research, development, manufacture and sale of specialty chemicals, including calcium chloride. TETRA seeks unspecified special and general damages, as well as punitive damages of not less than $10 million, and not less than $250,000 for professional fees and costs, as well as an injunction to prevent the Company and its former employees from, among other things, using any of the allegedly proprietary information or diverting the business, customers or suppliers of TETRA for the benefit of the Company or the ex-employees. Based on discussions with legal counsel in this matter, management believes that TETRA's claims are without merit, and the Company intends to vigorously contest this claim.

          The Company is involved in routine legal proceedings that arise in the ordinary course of its business from time to time. The Company believes that the outcome of any of such proceedings will not have a material adverse affect on it business.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          RESULTS OF OPERATIONS

                     THREE MONTHS ENDED MARCH 31, 1995 COMPARED
                        TO THREE MONTHS ENDED MARCH 31, 1996

          Revenues from oilfield products and services increased 42% from approximately $6.1 million in the 1995 quarter to $8.7 million in the current year quarter. Activity levels in the Gulf of Mexico have been strong and sales volumes of high density brines and drilling muds have increased. The Company has also increased the sales staff related to these products.

          Revenues from environmental products and services more than doubled from $1.3 million in the prior year quarter to $4.6 million in the current year quarter. Sales of Oil Mop equipment increased from approximately $340,000 in the 1995 quarter to approximately $1.1 million in the 1996 quarter. This was due to increased sales effort related to these products. Revenues from Oil Mop's spill response operations increased from approximately $500,000 to $2.6 million. This was primarily due to response efforts related to a major oil spill near Galveston, Texas. In 1996, sales of rigid hull inflatable boats by AMBAR Marine generated revenues of approximately $100,000; there were no sales of these boats in the 1995 quarter. The 1995 quarter did not include any revenues related to the remediation operations since they did not commence commercial operation until the fourth quarter of fiscal 1995. In the 1996 quarter, revenues from the remediation operations were approximately $130,000.

          Cost of revenues from oilfield products and services increased from $5.5 million in the prior year to $8.0 million in the current year. The increase is primarily due to increased product costs related to the increased sales volumes noted above. Average margins on products sales were approximately 4% higher in the prior year quarter than in the current year quarter.

          Cost of revenues for environmental products and services increased from $1.2 million in the prior year to $3.6 million in the current year. This is primarily due to costs related to the Oil Mop equipment sales and Oil Mop response activities noted above. Costs related to the AMBAR Marine operations were approximately $179,000. Sales of these boats did not commence until November 1995, so there were no related costs in the prior year quarter. The prior year quarter did not include any expenses related to the remediation operations since they did not commence commercial operation until the fourth quarter of fiscal 1995. In the 1996 quarter, costs related to the remediation operations were approximately $490,000. These operations represent a new product line for the Company and introduction of the product line is taking longer than originally projected.

          Selling, general and administrative expenses increased from approximately $1.2 million in the prior year to approximately $1.3 million in the current year quarter, with such expenses consisting principally of salaries and other compensation expense. The increase relates primarily to additional salesmen for the company's high density brine and drilling mud product lines.

          Interest  expense   increased   from  approximately  $185,000  to
          $266,000. This increase relates primarily to additional amounts outstanding under the revolving line of credit.


                      NINE MONTHS ENDED MARCH 31, 1995 COMPARED
                         TO NINE MONTHS ENDED MARCH 31, 1996

          Revenues from oilfield products and services increased 12% from approximately $24.8 million in the 1995 period to $27.9 million in the current year period. Activity levels in the Gulf of Mexico have been strong and sales volumes of high density brines and drilling muds have increased. The Company has also increased the sales staff related to these products.

          Revenues from environmental products and services increased 70% from $4.5 million in the prior year period to $7.7 million in the current year period. Sales of Oil Mop equipment more than doubled from approximately $900,000 in the 1995 period to approximately $2.0 million in the 1996 period. This was due to increased sales effort related to these products. Revenues from Oil Mop's spill response operations increased from $2.2 million to $3.3 million. This was due to response efforts related to a major oil spill near Galveston, Texas. In 1996, sales of rigid hull inflatable boats by AMBAR Marine generated revenues of approximately $200,000; there were no sales of these boats in the prior year period. The prior year period did not include any revenues related to the remediation operations since they did not commence commercial operation until the fourth quarter of fiscal 1995. In the fiscal 1996 period, revenues from the remediation operations were approximately $375,000.

          Cost of revenues from oilfield products and services increased from $21.7 million in the prior year to $24.6 million in the current year. The increase is primarily due to increased product costs related to the increased sales volumes noted above. Average margins on products sales were approximately 3% higher in the prior year period than in the current year period.

          Cost of revenues for environmental products and services increased from $3.4 million in the prior year to $7.1 million in the current year. Costs related to Oil Mop equipment and Oil Mop response activities increased by approximately $885,000 and $940,000, respectively. These increases relate to the revenue increases discussed above. Costs related to the AMBAR Marine operations were approximately $300,000. Sales of these boats did not commence until November 1995, so there were no related costs in the prior year period. The prior year period did not include any expenses related to the remediation operations since they did not commence commercial operation until the fourth quarter of fiscal 1995. In the fiscal 1996 period, cost of revenues for the remediation operations were approximately $1.3 million. These operations represent a new product line for the Company and introduction of the product line is taking longer than originally projected.

          Selling, general and administrative expenses increased from approximately $3.3 million in the prior year to approximately $3.4 million in the current year period, with such expenses consisting principally of salaries and other compensation expense. The increase relates primarily to additional salesmen for the company's high density brine and drilling mud product lines.

          Interest  expense   increased  from   approximately  $556,000  to
          $704,000.   This increase relates primarily to additional amounts
          outstanding under the revolving line of credit.


          LIQUIDITY AND CAPITAL RESOURCES

          Operating Activities--Net cash used in operating activities was $2.5 million.

          Accounts receivable increased $5.7 million from June 30, 1995. This is primarily due to higher revenues. Total revenues for the quarter ended March 31, 1996, were approximately $4.6 million or 53% higher than revenues for the quarter ended June 30, 1995. Also, approximately 45% of the revenues for the March 1996 quarter were generated during March, so most of the revenues for the quarter had not been collected by the balance sheet date.

          Associated with the higher level of sales mentioned above, inventory increased by $674,000 or approximately 10% from June 30, 1995.

          The increase in recoverable income taxes relates to the estimated tax benefit for the first nine months of fiscal 1996.

          The increase in other assets relates primarily to costs associated with closing the $20 million credit facility discussed below under Financing Activities. It also includes approximately $81,000 related to the start-up of the AMBAR Marine operations. The initial sale of the boats produced by AMBAR Marine occurred during November 1995 and amortization of the start-up costs commenced at that time.

          Accounts payable and accrued liabilities together increased by approximately $2.9 million. This is primarily due to the increased level of revenues and the timing of revenues discussed above.

          Investing activities--Net cash used in investing activities was $5.1 million. Capital expenditures related to the purchase and conversion of the Akzo plant in Manistee, Michigan totaled approximately $3.7 million. The remainder of the capital expenditures were primarily for improvements at the Company's existing stockpoints.

          Financing Activities--Net cash provided by financing activities was approximately $8.0 million. The Company has a $20 million bank credit facility consisting of a $10 million revolving line of credit, a $3 million term loan and a $7 million construction/term loan. At March 31, 1996, approximately $9.1 million was outstanding under the line of credit. The $3 million term loan was funded on July 31, 1995, and the proceeds were applied to the revolving line of credit. During fiscal 1996, approximately $3.1 million was borrowed under the construction/term loan. These funds were used for the purchase and conversion of the Akzo plant.

          The Company believes that internally generated funds and funds available under the line of credit and the construction/term loan will be sufficient to meet the Company's liquidity and capital needs for the next twelve months.


          OTHER

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") which is required to be adopted by the Company no later than the fiscal year ending June 30, 1997. The Company has not determined what effect, if any, adoption of SFAS 121 will have on the Company's financial position or results of operations.

          See Part II, Item 1 for a discussion of legal proceedings.


                                   PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings

          Kengo Services, Inc. ("Kengo"), a former subsidiary of the Company which was merged into AMBAR, Inc. in February 1995, was named as a Potentially Responsible Party (a "PRP") in a federal administrative proceeding under the Comprehensive Environmental Response, Compensation & Liability Act, as amended by the Superfund Amendments and Reauthorization Act ("CERCLA"), pertaining to the PAB Oil and Chemicals Superfund site (the "PAB Site") located near Abbeville, Louisiana. This site was declared a Superfund site by the United States Environmental Protection Agency (the "EPA") on March 31, 1989. The Company is one of approximately 190 PRPs involved in this proceeding, and believes that it is a minor PRP, having disposed of a relatively small percentage of the total wastes disposed of at the PAB Site (approximately three percent). Further, most of such waste was not originally generated by Kengo, but was generated by customers of Kengo for whom Kengo provided transportation services.

          The EPA has studied the site conditions and has proposed several alternative plans of action to clean up the site. The proposed alternatives range in cost from $8 million to $68 million; the cost of the plan recommended by the EPA record of decision in September 1993 would be approximately $13 million. A group of PRPs, many of which are large, well capitalized companies, is also investigating site conditions and clean up alternatives, and has called for participation by the other PRPs. The Company is participating in this PRP group. Except for the remediation of certain above-ground storage tanks, clean up has not been initiated. Under CERCLA, PRPs are jointly and severally liable for clean up costs. Insurance and contributions by other PRPs may reduce the Company's ultimate overall exposure, but insurance coverage may be contested. No assurance can be given that any insurance company would ultimately recognize coverage for any environmental claim under any policy purchased by the Company. The degree, at present, of contribution by other PRPs is unknown. It is also unknown how transporters will be treated in this matter. Accordingly, the Company is unable to reasonably estimate its liability, if any, for costs imposed with regard to the PAB Site, but does not believe that any liability would be material.

          In April 1995, TETRA Technologies, Inc. ("TETRA") filed suit against the Company in the 359th Judicial District Court, Montgomery County, Texas, contesting the Company's right to satisfy its own liquid calcium chloride needs under the terms of a 1993 supply contract pursuant to which the Company agreed, subject to certain conditions, to purchase 70% of its liquid calcium chloride requirements from TETRA for a five-year period. In January 1996, TETRA was granted a partial summary judgment which prohibits the Company from reducing its obligation to purchase calcium chloride from TETRA by obtaining liquid calcium chloride from the Manistee plant. The Company believes that the order is erroneous and intends to appeal once a final judgment is rendered.

          Also in April 1995, TETRA named the Company as a co-defendant in a lawsuit previously filed in the 359th Judicial District Court, Montgomery County, Texas, against several ex-employees of TETRA, an officer of the Company and a company allegedly organized by such persons (collectively, the "Original Defendants"), claiming, among other things, that the Original Defendants and the Company engaged in a scheme to misappropriate TETRA's trade secrets and confidential information regarding the production and sale of specialty chemicals, including calcium chloride. The former TETRA employees named in this lawsuit are currently employed by Meridian Technologies, Inc., an engineering consulting firm with whom the Company has entered an exclusive agreement to market the products produced at the Manistee plant. TETRA also claims that the Company engaged in unfair competition by undertaking to hire TETRA employees who had knowledge of TETRA's confidential information regarding the research, development, manufacture and sale of specialty chemicals, including calcium chloride. TETRA seeks unspecified special and general damages, as well as punitive damages of not less than $10 million, and not less than $250,000 for professional fees and costs, as well as an injunction to prevent the Company and its former employees from, among other things, using any of the allegedly proprietary information or diverting the business, customers or suppliers of TETRA for the benefit of the Company or the ex-employees. Based on discussions with legal counsel in this matter, management believes that TETRA's claims are without merit, and the Company intends to vigorously contest this claim.

          The Company is involved in routine legal proceedings that arise in the ordinary course of its business from time to time. The Company believes that the outcome of any of such proceedings will not have a material adverse affect on it business.


          Item 6.  Exhibits and Reports on Form 8-K

                (a)   Exhibits

                      3.1 Certificate of Amendment and Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit
                             3.1 to the Annual Report on Form 10-K for the year ended June 30, 1992)

                      3.2 By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended June 30, 1992)

                      27     Financial Data Schedule

                (b)   Reports on Form 8-K:

                      There were no reports on Form 8-K filed during the three months ended March 31, 1996.


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMBAR, Inc.


          By  /s/ Randolph M. Moity              By  /s/ Barry N. Huntsman
            ___________________________             ___________________________
            Randolph M. Moity                       Barry N. Huntsman
            Chairman and Chief Executive            Treasurer and Chief
            Officer                                 Financial Officer


          Date:  May 13, 1996